Form 10-Q
period 2019-09-30
ENTRANET INC.
filed 2020-01-16
CIK 1610473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-215446

ENTRANET, INC.

(Exact name of small business issuer as specified in its charter)

Florida	32-0442200
(State of incorporation)	(IRS Employer ID Number)

110 East Broward Blvd

Suite 1700

Fort Lauderdale, Florida 33301

(Address of principal executive offices)

(561) 287-9101

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act: None

As of January 10, 2020, 29,375,139 shares of common stock, par value $0.0001 per share, were outstanding.

ENTRANET, INC.

FORM 10-Q

September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENTRANET, INC

TABLE OF CONTENTS –FINANCIAL STATEMENTS

Financial Statements

ENTRANET, INC

Unaudited Balance Sheet

(Unaudited)

ASSETS	September 30, 2019	December 31, 2018
Current Assets
Cash	$1,042	1,134
Total Current Assets	1,042	1,134

Total Assets	$1,042	1,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$347,145	345,585
Accrued Interests - related party	450	360
Due to Related Party	35,539	35,539
Stock Payable	210,000	210,000
Note Payable - related party	3,000	3,000
Total Liabilities	596,134	594,484

Stockholders’ Equity
Common stock, par value $0.0001; 490,000,000 shares authorized, 29,405,139 and 29,346,472 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	$2,941	2,935
Additional paid in capital	289,526	254,332
Accumulated deficit	(881,195)	(849,253)
Subscription receivable	(6,364)	(1,364)
Total Stockholders’ Equity	(595,092)	(593,350)

Total Liabilities and Stockholders’ Equity	$1,042	1,134

The accompanying notes are an integral part of these financial statements.

 ENTRANET, INC

Unaudited Statement of Operations

(Unaudited)

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

Revenue	$—	$—	$—	$—
Operating expenses
Professional fees	24,940	17,380	28,940	31,380
R & D fees - Related Party	—	5,000	—	10,000
Other general and administrative costs	1,462	776	2,912	3,948

Total operating expenses	26,402	23,156	31,852	45,328

Loss from operations	(26,402)	(23,156)	(31,852)	(45,328)
Other Income and (Expenses)
Interest expenses	(30)	(30)	(90)	(90)
Total Other Income and (Expenses)	(30)	(30)	(90)	(90)

Net loss before income taxes	(26,432)	(23,186)	(31,942)	(45,418)

Income taxes	—	—	—	—
Net loss	$(26,432)	$(23,186)	$(31,942)	$(45,418)

Net Loss Per Common Stock
- basic and fully diluted	$(0)	$(0)	$(0)	$(0)
Weighted-average number of
shares of common stock outstanding
- basic and fully diluted	29,398,291	29,346,472	29,378,730	29,309,934

The accompanying notes are an integral part of these financial statements.

 ENTRANET, INC

Unaudited Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Cash Flows from Operating Activities
Net loss for the period	$(31,942)	(45,418)
Adjustments to reconcile net loss
to net cash used in operating activities
Changes in assets and liabilities
Accounts Payable - related party	—	(9,898)
Accrued interests - related party	90	90
Accrued payroll and accrued expenses	1,560	12,120

Net cash used in operating activities	(30,292)	(43,106)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash (Used) or provided by:
Sale of common stock	30,200	45,000
Net cash provided by financing activities	$30,200	45,000

Increase (Decrease) in Cash	(92)	1,894

Increase in Cash
Cash at beginning of period	1,134	890
Cash at end of period	$1,042	2,784

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$—	—
Income taxes paid during the period	$—	—

The accompanying notes are an integral part of these financial statements.

ENTRANET, INC.

Unaudited Statement of Shareholder’s Deficit

Three and Nine Month Period Ended September 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Capital	Deficit	Receivable	Deficit

January 1, 2019	29,346,472	2,935	254,332	(849,253)	(1,364)	(593,350)
Shares issued for cash	28,667	3	17,197	—	—	17,200
Net Loss for the Three Months Ended March 31, 2019	—	—	—	(2,951)	—	(2,951)
March 31, 2019	29,375,139	2,938	271,529	(852,204)	(1,364)	(579,101)
Net Loss for the Three Months Ended June 30, 2019	—	—	—	(2,559)	—	(2,559)
June 30, 2019	29,375,139	2,938	271,529	(854,763)	(1,364)	(581,660)
Shares issued for cash	30,000	3	17,997	—	(5,000)	13,000
Net Loss for the Three Months Ended September 30, 2019	—	—	—	(26,432)	—	(26,432)
September 30, 2019	29,405,139	2,941	289,526	(881,195)	(6,364)	(595,092)

Three and Nine Month Period Ended September 30, 2018
January 1, 2018	29,271,472	2,927	209,340	(801,211)	(1,364)	(590,308)
Net Loss for the Three Months Ended March 31, 2018	—	—	—	(2,756)	—	(2,756)
March 31, 2018	29,271,472	2,927	209,340	(803,967)	(1,364)	(593,064)
Shares issued for cash	75,000	8	44,993			45,000
Net Loss for the Three Months Ended June 30, 2018	—	—	—	(19,476)	—	(19,476)
June 30, 2018	29,346,472	2,935	254,333	(823,443)	(1,364)	(567,540)
Shares issued for cash						—
Net Loss for the Three Months Ended September 30, 2018	—	—	—	(23,186)	—	(23,186)
September 30, 2018	29,346,472	2,935	254,333	(846,629)	(1,364)	(590,726)

The accompanying notes are an integral part of these financial statements.

ENTRANET, INC

Notes to the Unaudited Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Entranet, Inc. (The “Company”) was incorporated in the State of Florida on May 8, 2014. The company was formed to engage in the commercial production, distribution and exploitation of the voice control systems for the housing industry and assisted living markets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, the unaudited financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended December 31, 2018 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at September 30, 2019 and statements of operations and cash flows for the nine months ended September 30, 2019 and 2018. The accompanying unaudited financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited financial statements. As of September 30, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s audited financial statements for the year ended December 31, 2018, have not changed.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”).  The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

ENTRANET, INC

Notes to the Unaudited Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606 upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue recognized from contracts with customers is disclosed separately from other sources of revenue.

The company had no revenue for the nine months ended September 30, 2019.

Stock-Based Compensation

The measurement and recognition of stock - based compensation expense is based on estimated fair values in accordance with ASC Topic 718, for all share-based awards made to employees and directors, including stock options.

For transactions in which we obtain certain services of employees, directors, and consultants in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the vesting period.

Earnings (Loss) Per Common Share

Earnings (loss) per share of common stock are computed in accordance with FASB ASC 260 “Earnings per Share”.

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2019.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

The FASB’s new standard on accounting for leases that came into effect as of January 1, 2019 for US public companies that enter into lease arrangements or sign contracts containing leases to support their business had no effect on the company as they do not have any leases.

Subsequent Events

The Company has analyzed the transaction from September 30, 2019 to the date these financial statements were issued for subsequent event disclosure purposes.

ENTRANET, INC

Notes to the Unaudited Financial Statements

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company had no revenue for the nine months ended September 30, 2019. The Company currently has a deficit in shareholder’s equity and in working capital, with Mr. Eleftherios Papageorgiou personally contributing for expenses. The company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances and there is substantial doubt that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Entranet, Inc. has an exclusive distribution agreement with Entranet, Limited, a Greek company, for the United States and Europe. They manufacture the products for resale and are responsible for research and development. Entranet, Limited is also majority owned by Elefteris Papageoriou, our CEO and director of Entranet, Inc.

Entranet, Limited invoiced Entranet, Inc for research and development fees in the amount of $10,000 for the nine months ended September 30, 2018 and $0 as of September 30, 2019.

NOTE 5 – DUE TO RELATED PARTY

During the period from May 8, 2014 to September 30, 2019, Mr. Lefteris Papageorgiou, the Company’s President, Secretary, Treasurer and a Director, has periodically advanced the Company funds as an unsecured obligation. The funds were used to pay travel and operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The amount due to related party was $35,539 as of September 30, 2019 and December 31, 2018.

NOTE 6 – NOTE PAYABLE - RELATED PARTY

On June 18, 2014, Mr. Eleftherios Papageorgiou, the Company’s Director, loaned $18,000 to the Company to pay legal fees. The note payable bears 4% interest per annum and was due on December 31, 2014. In March 2015 a total of $15,000 was repaid on the note payable. As of September 30, 2019, $3,000 was the balance of the note payable and $450 was accrued as accrued interest expense. A default interested rate was not assessed for the note payable after its due date.

ENTRANET, INC

Notes to the Unaudited Financial Statements

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Accrued payroll – related parties	$175,500	$175,500
Accrued consulting fees - consultants	97,500	97,500
Accrued expenses	74,145	72,585
Total	$347,145	$345,585

On May 15, 2014, the Company entered into four employment agreements with Mr. Eleftherios Papageorgiou as CEO, Mr. Nikolaos Stratigakis as Vice President, Mr. Theodoros P. Theocharis as Consultant and Mr. Eleftherios A. Kontos as Consultant until December 31, 2015:

•	The Company agreed to pay Mr. Eleftherios Papageorgiou as CEO a base salary of $5,000 per month, plus a one-time issuance of 162,500 shares of common stock.

•	The Company agreed to pay Mr. Nikolaos Stratigakis as Vice President a base salary of $4,000 per month, plus a one-time issuance of 62,500 shares of common stock.

•	The Company agrees to pay Mr. Theodoros P. Theocharis as Consultant a base salary of $3,500 per month, plus a one-time issuance of 62,500 shares of common stock.

•	The Company agreed to pay Mr. Eleftherios A. Kontos as Consultant a base salary of $1,500 per month, plus a one-time issuance of 62,500 shares of common stock.

Applicable bonuses are awarded by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board.

All shares were vested immediately, and the company recognized $135,000 of stock – based compensation to employees under salaries expense and $75,000 of stock – based compensation to consultants under consulting and professional expense during the period from May 15, 2014 (inception) to September 30, 2019. There was no stock-based compensation paid during the nine months ended September 30, 2019. In addition, the Company has reserved 250,000 shares for future issuance to the officers and consultants as of September 30, 2019 and December 31, 2018.

ENTRANET, INC

Notes to the Unaudited Financial Statements

NOTE 7 – ACCRUED EXPENSES (Continued)

As of December 31, 2015, the total accrued salaries to Mr. Eleftherios Papageorgiou and Mr. Nikolaos Stratigakis were $175,500 and the total accrued consulting fee to Mr. Theodoros P. Theocharis and Mr. Eleftherios A. Kontos were $97,500. For the nine months ended September 30, 2019 and the year ended December 31, 2018 there were no additional accrued salaries, nor any payments made to Mr. Eleftherios Papageorgiou and Mr. Nikolaos Stratigakis and there were no accrued consulting fees, nor any payments made to Mr. Theodoros P. Theocharis and Mr. Eleftherios A. Kontos.

NOTE 8 – STOCK PAYABLE

As of May 15, 2014, along with the employment agreements (see Note 7 – Accrued Expenses) shares for service were to be issued to the following individuals at $0.60:

Mr. Eleftherios Papageorgiou accrued 162,500 shares of common stock salary valued at $97,500

Mr. Nikolaos Stratigakis accrued 62,500 shares of common stock salary value at $37,500

Mr. Theodoros P. Theocharis accrued 62,500 shares of common stock salary value at $37,500

Mr. Eleftherios A. Kontos accrued 62,500 shares of common stock salary value at $37,500

As of September 30, 2019, the total Stock Payable is valued at $210,000 where the price over this period and recently is basically $0.60 and steady with only a few fluctuations that would have resulted in a loss as of March 31, 2015 and then a gain back as of June 30, 2015, cancelling each other out and the same result for the year ended December 31, 2015 as a result no adjustment was made. Stock payable remains at current price and mostly historical price of $0.60 and is accurately reflected as a liability at this price until paid. The company has not made any plan to issue these shares as of September 30, 2019.

NOTE 9 – COMMON STOCK

Issuance of Common Stock

The Company has 490,000,000, $0.0001 par value shares of common stock authorized.

The Company issued 27,800,000 to its founders valued at $2780 ($0.0001 per share).

On January 9, 2015, the Company issued 4,166 shares of common stock to Agamemnon Papadimitriou for cash proceeds of $1,250.00 at $0.30 per share.

On January 9, 2015, the Company issued 50,000 shares of common stock to Todd Feinstein for cash proceeds of $5 at $0.0001 per share.

On January 9, 2015, the Company issued 50,000 shares of common stock to Jon Dunsmoor for cash proceeds of $5 at $0.0001 per share.

On March 30, 2015, the Company issued 9,420 shares of common stock to Ioannis Rousas for cash proceeds of $5,652 at $0.60 per share.

On March 30, 2015, the Company issued 20,000 shares of common stock to Konstantinos Kokovidis for cash proceeds of $12,000 at $0.60 per share.

On June 18, 2015, the Company issued 10,000 shares of common stock to Panagiota Pipili for cash proceeds of $6,000 at $0.60 per share.

On June 18, 2015, the Company issued 10,000 shares of common stock to Dimitris Pipilis for cash proceeds of $6,000 at $0.60 per share.

ENTRANET, INC

Notes to the Unaudited Financial Statements

NOTE 9 – COMMON STOCK (Continued)

On June 18, 2015, the Company issued 2,000 shares of common stock to Chrysostomos Chatzistavrou for cash proceeds of $1,200 at $0.60 per share.

On July 18, 2015, the Company issued 25,000 shares of common stock to Thomas Ressiniotis for cash proceeds of $15,000 at $0.60 per share.

On February 24, 2016, the Company issued 21,000 shares of common stock to Konstantinos Flegkas for cash proceeds of $12,600 at $0.60 per share.

On May 14, 2018, the Company issued 75,000 shares of common stock to Steamrays Ltd for cash proceeds of $45,000 at $0.60 per share.

On February 4, 2019, the Company issued 21,667 shares of common stock to Constantinos A. Zavos for cash proceeds of $13,000 at $0.60 per share.

On March 1, 2019, the Company issued 7,000 shares of common stock to Chrystoforos Andreaou for cash proceeds of $4,200 at $0.60 per share.

On July 22, 2019, the Company issued 30,0000 shares of common stock to Constantinos A. Zavos for cash proceeds of $18,000 at $0.60 per share.

There were 29,405,139 shares of common stock issued and outstanding as of September 30, 2019.

Common Stock Reserved for Issuance

At September 30 2019, the Company has reserved 250,000 shares for issuance to the officers and consultants as per employment agreements (See Note 7).

NOTE 10 – CHANGES IN EQUITY

For the year beginning January 1, 2019 the company had a shareholders’ deficit balance of $593,350. With the sale of 58,667 shares of common stock for a value of $30,200, and the net loss of $31,942 for the nine months ended September 30, 2019 the ending balance is a deficit of $595,092 as of September 30, 2019.

For the year beginning January 1, 2018 the company had a shareholders’ deficit balance of $590,308. With the net loss of $45,418 for the nine months ended September 30, 2018 the ending balance in equity was $590,726 as of September 30, 2018.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.

There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

The company does not have any pending or outstanding litigation contingencies.

ENTRANET, INC

Notes to the Unaudited Financial Statements

NOTE 12 – INCOME TAXES

Due to the Company’s net loss position, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	September 30,	September 30,
	2019	2018

Net operating loss carry-forward	387,558	352,992
Deferred tax asset	81,387	200,780
Less: valuation allowance	(81, 387)	(200,780)
Net deferred tax asset	—	—

The Company had federal net operating loss carry forwards for tax purposes of approximately $200,000 at September 30, 2018, and approximately $81,000 at September 30, 2019, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 13 – SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2019 through January 10, 2020, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this prospectus.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors”.

Although the forward-looking statements in this Registration Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

Overview

Entranet, Inc., through its brand name EntranetTM, is an emerging growth company that is the distributor of the Entranet brand products throughout the territories of the United States and Europe via an exclusive distribution agreement with Entranet, Limited, a Greek company that researches, develops, and manufactures integrated speech recognition technology for residential and commercial use.

Integrated speech recognition technology is the process of controlling compatible, third-party devices by using hardware and software applications that are designed to manipulate the user's environment to the desired conditions whether in an elevator for talk2lift or a home for housemate. With talk2lift, this information technology allows an elevator user to find and select the location of their destination via voice commands and with housemate, an individual or family user(s) is able to control and manipulate various, compatible third-party hardware and software devices such as a home thermostat and entertainment systems by voice activation. Under the distribution agreement, Entranet, Inc. is the exclusive distributor of the Entranet, Limited brands and authorized to sell talk2lift, housemate, and any additional new products and updates of current products throughout the United States and Europe.

Since our inception, we have engaged in significant operational activities as described in "Business," above.

We are an "emerging growth company" ("EGC") that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act ("the JOBS Act"), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's (SEC's) reporting and disclosure rules (See "Emerging Growth Companies" section above). We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Development/Milestone	Estimated Completion Date	Percentage Complete	Anticipated Cost

Year 1 – anticipated completion date of December 2017
Conclude commercial agreements for talk2lift	June 2017 and ongoing	100%	$12,000
Introduction and launch of housemate at the Smart Home World Summit 2015 in London	June 2015	100%	$15,000
Entranet announces the R&D launch for the next version of housemate (the housemate package)	June 2015	100%	$30,000
Sales and distribution network setup in Europe and the USA for talk2lift	June and ongoing	100%	$10,000
Completion of the Entranetinc.com website	September 2016	100%	$3,000
Completion of the housemate.online website	April 2017	100%	$3,000
Complete corporate policies	May 2019	70%	$25,000
Presentation of the new talk2lift at Interlift exhibition in Augsburg, Germany	October 2015	100%	$18,000
Initial demonstration and discussions with clients for the housemate package	June 2016	100%	$5,000
Development of the housemate package (R&D)	June 2017 and ongoing	80%	$85,000
Acquire Business and Management (BAM) Indemnity Insurance	May 2017	40%	$10,000
Conclude commercial agreements for housemate	May 2017 and ongoing	30%	$80,000
Contact all companies operating assisted living facilities in the U.S and Europe for the purpose of offering housemate+ solutions customized to their needs	May 2019 and ongoing	15%	$60,000
Entranet U.S. trademark to take expected to take effect. Final approval by USPTO.	December 2015	100%	$1,000
Sales and distribution network setup in Europe and the USA for housemate	December 2016 and ongoing	15%	$100,000

TOTAL:			$457,000

As of September 30, 2019, we had $1,042 cash on hand for our operational needs. We plan to spend approximately $174,000 to implement milestones within the development of the business plan as described under the heading “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” on page 62 of this prospectus. After these expenditures, we will have no cash on hand. Currently, our operating expenses are approximately $5,000 per month or $60,000 annually. We will require $10,000 per month or $120,000 over the next twelve (12) months to meet our existing operational costs, which consist of rent, advertising, salaries and other general, administrative expenses and to comply with the costs of being an SEC reporting company. If we fail to generate sufficient revenues to meet our monthly operating, post registration, costs of $10,000, we will not have available cash for our operating needs after approximately less than one month.

Results of Operations

We are an emerging growth company and are in the process of developing our products and services. Consequently, we have not generated revenues as of the date of this prospectus. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2019. Our auditor has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern.

Our results of operations are summarized below. To date, we have not generated revenue from business operations.

	Nine Months Ended	Nine Months Ended	For the Year Ended	For the Year Ended
	September 30,	September 30,	December 31,	December 31,
	2019	2018	2018	2017
Revenues	$—	$—	$—	$—
Total operating expenses	31,852	45,328	47,922	49,246
Loss from operations	(31,852)	(45,328)	(47,922)	(49,246)
Net loss	(31,942)	(45,418)	(48,042)	(49,401)

For the nine months ended September 30, 2019, we incurred operating expenses of $31,852 and a net loss of $31,942. The operating expenses are costs related consulting fees, office and payroll expenses, general and administrative costs.

For the year ended December 31, 2018 we incurred operating expenses of $47,922. The operating expenses consisted of $33,380 in consulting and professional fees, $10,000 in research and development fees paid to a related party, and $4,542 in other general and administrative costs. For the year ended December 31, 2017, we incurred operating expenses of $49,246. The operating expenses consisted of $44,500 of consulting and professional fees, and $4,746 of general and administrative costs.

Liquidity and Capital Resources

The following table provides detailed information about our net cash flows presented in this Report.

	Nine Months Ended		For the Year Ended
	September 30,	September 30,	December 31,	December 31,
Cash Flows	2019	2018	2018	2018
Net cash used in operating activities	$(30,292)	(43,106)	$(44,756)	$(164)
Net cash provided by (used in) investing activities	—	—	—	—
Net cash provided by financing activities	30,200	45,000	45,000	—
Net change in cash	92	1,894	244	(164)

We are an emerging growth company and are in the process of developing our products and services. Consequently, we have not generated revenues as of the date of this prospectus. We have no recurring source of revenue, an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2019. Our auditor has indicated in their report that these conditions raise substantial doubt about our ability to continue as a going concern.

In order to continue operate we require minimum capital as we need only pay server and lease expenses, which do not exceed $200. We believe we will have established a sales and distribution within the next 4 months. If we are unable to secure sales and distribution, Mr. Papageorgiou, our CEO, has agreed to advance additional minimal capital to continue operations until such time that the Company begins generating sales.

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 consisted of net loss as well as the effect of changes in working capital. Cash used in operating activities of $(30,202) consisted of a net loss of $(31,942). The net loss was partially offset by $90 in accrued interest to related party and accrued payroll and expenses of $(1,560).

Cash used in operating activities of $(43,106) for the nine months ended September 30, 2018 consisted of a net loss of $(45,418). The net loss was partially offset by $(9,868) in accounts payable to related parties, $90 in accrued interest to a related party, and by the payment of accrued payroll and expenses of $12,120.

Cash used in operating activities of $(44,756) for the period ended December 31, 2018 consisted of a net loss of $48,042. The net loss was partially offset by $(10,954) in accounts payable to related party, accrued interest to a related party of $120, and accrued payroll and expenses of $14,120.

Cash used in operating activities of $(164) for the year ended December 31, 2017 consisted of a net loss of $49,401. The net loss was partially offset by accounts payable to a related party of $8,813, accrued interest to a related party of $120, and and accrued payroll and accrued expenses of $40,304.

Investing Activities

We have had no cash flow derived from investing activity since inception.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 and 2018 consisted of the sale of common stock of $30,200 and $45,000, respectively.

For the year ended December 31, 2018 we raised $45,000 from the sale of common stock.

For the year ended December 31, 2017 we received no cash flow from financing activities.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on the sale of our securities to fund our operations and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to raise the funds required to fund our operations, we will seek alternative financing through other means, such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

We do not believe our business is subject to substantial seasonal fluctuations. We may experience lower sales of parts in difficult economic scenarios but we do not foresee the seasonality of our products to be an issue. Seasonality trends could have a material impact on our financial condition and results of operations in the future but we are not currently aware of the total impact that could result.

Inflation

Our business and operating results are not affected in any material way by inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

During the normal course of its business, the Company trades various financial instruments and enters into various financial transactions where the risk of potential loss due to market risk, credit risk and other risks can equal or exceed the related amounts recorded. The success of any investment activity is influenced by general economic conditions that may affect the level and volatility of equity prices, interest rates and the extent and timing of investor participation in the markets for both equity and interest rate sensitive investments. Unexpected volatility or illiquidity in the markets in which the Company directly or indirectly holds positions could impair its ability to carry out its business and could cause losses to be incurred.

Market risk represents the potential loss that can be caused by increases or decreases in the fair value of investments resulting from market fluctuations.

Credit risk represents the potential loss that would occur if counterparties fail to perform pursuant to the terms of their obligations. In addition to its investments, the Company is subject to credit risk to the extent a custodian or broker with whom it conducts business is unable to fulfill contractual obligations.

Item 4. Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (c) that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

●	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with the Company to ensure compliance with US GAAP and SEC disclosure requirements.

●	Outside counsel assists the Company and external attorneys to review and editing of the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

At such time as the Company raises additional working capital it plans to add staff, initiate training, add additional subject matter expertise in its finance area so that it may improve it processes, policies, procedures, and documentation of its internal control processes.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of voting securities of our company, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2019, the Company sold 30,000 shares of restricted common stock at a price of $0.60 per share pursuant to Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Principal Executive Officer and Principal Financial Officer*

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Entranet, Inc.

Dated: January 16, 2020	By:	/s/ Elefterios Papageorgiou
	Name:	Elefterios Papageorgiou
	Title:	Chairman, Chief Executive Officer and Chief Financial Officer